Form 10KSB
period 2000-12-31
FLAG GROUP INC
filed 2001-04-06
CIK 1130887

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                   For the fiscal year ended December 31, 2000


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to
                                          -------------    -------------

                        Commission file number 000-32211
                                               ---------


                                 The Flag Group
                                 --------------
                 (Name of small business issuer in its charter)

              Florida                                 65-0993932
              -------                                 ----------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

 3000 N. E. 30 Place, Suite 107
 Ft. Lauderdale, Florida                                                33306
----------------------------------------                                -----
(Address of principal executive offices)                              (Zip Code)


Issuer's telephone number   (954)   564-6994
                            ----------------

Securities registered under Section 12(b) of the Exchange Act:

 Title of each class                  Name of each exchange on which registered

----------------------                -----------------------------------------

----------------------                -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                     Common stock, .001 par value per share
                     --------------------------------------
                                (Title of class)

                     --------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $0.


     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ]Yes [ ] No


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 5,300,000
                                           ---------


Transitional Small Business Disclosure Format (Check one): Yes     ; No  X
                                                               ----     ----

                                     PART I

Item 1. Description of Business.

This report contains forward-looking statements and information that is based on management's beliefs and assumptions, as well as information currently available to management. When used in this document, the words "anticipate," "estimate," "expect," "intend" and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward- looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected.

The Flag Group, Inc. (the "Company") was incorporated on February 4, 2000, under the laws of the State of Florida. The Company was formed as a result of a spin-off to shareholders of assets previously acquired by Mobilevest, Inc. ("Mobilevest"), from Signature Financial Services, Inc., ("Signature"). Both Mobilevest and Signature were engaged primarily in the purchase, rental and operation of mobile home parks in Florida. Mobilevest's acquisition of Signature's assets was primarily an effort to increase Mobilevest's management depth by adding Signature's principals to the management team. Following the acquisition, however, differences arose among the combined management as to the proper direction of Mobilevest. Therefore, it was determined to separate Mobilevest into two companies, one operated by the historical Mobilevest management and one operated by the former Signature management. This was accomplished through the formation of the Company and the subsequent spin-off of the Company to the Mobilevest shareholders. Mobilevest shareholders received approximately one (1) share of the Company for every two (2) shares of Mobilevest owned on February 18, 2000, the record date for the spin-off. (See "Description of the Securities".) Though its initial intent was to acquire and operate mobile home parks, the Company chose not to pursue this industry after evaluating its prospects and chose instead to seek out other possible business acquisitions, combinations, operations or other business plans.

Currently, the Company has no commercial operations and its activities to date have been organizational in nature. The Company is currently in its developmental stage. The Company has no full time employees, owns no real estate and since inception has been concerned primarily with developing its business.

The Company's current business plan is to seek out business opportunities through merger or acquisition. Because the Company has no other capital, it is unlikely that the Company will be able to take advantage of more than one such business opportunity. To benefit our stockholders, the Company intends to seek opportunities demonstrating the potential of long-term growth.

The Company is evaluating various business opportunities but to date, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more. No assurances can be given that the Company will be able to develop a business plan satisfactory to management or the nature of the industry which the Company may ultimately choose.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND MARKET PRICE OF STOCK

The Company's business is subject to numerous risk factors, including the following:

THE COMPANY HAS NO OPERATING HISTORY OR REVENUE AND MINIMAL ASSETS. In its current form, the Company has no operating history nor any revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination or the execution of a business plan. This may result in the Company incurring a net operating loss which will increase continuously until the Company can generate revenues. There is no assurance that the Company can identify such a target company and consummate such a business combination.

THE COMPANY'S PROPOSED OPERATIONS ARE SPECULATIVE. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the business plan or proposed target company. While management prefers a business combination with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations will be dependent upon management of the target company and numerous other factors beyond the Company's control.

THERE IS A SCARCITY OF, AND COMPETITION FOR, BUSINESS OPPORTUNITIES AND COMBINATIONS. The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will compete with numerous other small public companies in seeking merger or acquisition candidates.

THE COMPANY HAS NO AGREEMENT FOR A BUSINESS COMBINATION OR OTHER
TRANSACTION AND NO STANDARDS FOR BUSINESS COMBINATIONS. The Company has no current arrangement, agreement or understanding with respect to engaging in a merger with or acquisition of a specific business entity. The Company may not be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. The Company may not be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

THE COMPANY'S MANAGEMENT HAS ONLY LIMITED TIME AVAILABILITY FOR COMPANY MANAGEMENT. While seeking a business combination, management anticipates devoting only a limited amount of time per month to the business of the Company. They have other business interests to which they also devote their attention, and they will continue to do so. As a result, management may be subject to conflicts of interest in allocating time among their various business interests. The Company's officers have not entered into written employment agreements with the Company and they are not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on its officers and directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of these individuals would adversely affect development of the Company's business and its likelihood of continuing operations.

THE COMPANY'S REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION.
Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires companies subject thereto to provide certain information about significant acquisitions including certified statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

THE COMPANY HAS NOT PERFORMED ANY MARKET RESEARCH OR ANY MARKETING ORGANIZATION. The Company neither has conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. Even in the event demand exists for whatever business plan may get executed, there is no assurance the Company will be successful in completing any such business combination.

THE COMPANY'S OPERATIONS WILL LIKELY LACK DIVERSIFICATION. The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with only one business entity or execute a business plan in one business industry. Consequently, the Company's activities will be limited to those engaged in by the business entity that the Company merges with or acquires. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

POSSIBLE REGULATION UNDER THE INVESTMENT COMPANY ACT. Although the Company will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act could subject the Company to material adverse consequences.

CONTROL AND MANAGEMENT OF THE COMPANY WILL PROBABLY CHANGE AS A RESULT OF ANY BUSINESS COMBINATION. A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. The resulting change in control of the Company will likely result in removal of the present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

POTENTIAL REGULATION AS A PENNY STOCK. The trading price of the Company's Common stock could be subject to wide fluctuations in response to many factors including variations in anticipated or actual results of operations and market conditions in the industries in which we operate. Trading in the Common stock is expected to be conducted, at least initially, in the over-the-counter market in what is commonly referred to as the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the Common stock which can limit the Company's ability to create and sustain a viable market for its Common stock. Furthermore, if our share price is below $5 per share, brokerage firms are required to make a special suitability determination for purchasers and to obtain the purchaser's written consent to the trade before making the sale. Accordingly, these rules may affect the ability of broker- dealers to make effective markets in our securities and also may affect adversely the ability of purchasers of the Company's stock to resell the stock in the secondary market.

THERE ARE POTENTIAL TAX CONSEQUENCES TO ANY BUSINESS COMBINATION. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured to result in tax-free treatment to both companies and their shareholders, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state consequences to both companies and their shareholders; however, there can be no assurance that a business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on shareholders of the Company.

NO PUBLIC MARKET EXISTS FOR THE COMPANY STOCK. There is no public market for the Company's Common Stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

RULE 144 SALES COULD AFFECT THE COMPANY'S STOCK PRICE. All of the outstanding shares of the Company's Common Stock are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of company's outstanding common stock or the average weekly trading volume during the four calender weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the restricted securities have been held by the owner for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of Common Stock of present stockholders, may have a depressive effect upon the price of the Common Stock in any market that may develop.

Item 2. Description of Property.

The Company has no property. The Company currently does not maintain an office or any other facilities. It maintains a mailing address at 3000 N. E. 30 Place, Suite 107, Ft. Lauderdale, Florida. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings or other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, and the use of one or more world-wide websites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more entities to conduct or assist in such solicitation. The Company and/or any entity with which the Company enters into a business combination may pay referral fees to consultants and others who refer target businesses for mergers into public companies. Such payments would be made only if a business combination occurs and may consist of cash or a portion of the stock in the resulting company retained by management and its affiliates or both.

The Company has no full-time employees. The Company's officers have agreed to allocate a portion of their time to the activities of the Company without compensation. The officers anticipate that the business plan of the Company can be implemented by their devoting no more than ten (10) hours each month to the business affairs of the Company. However, the officers may experience conflicts of interest in allocating their time because of the limited time commitment by such officer.

Item 3. Legal Proceedings.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Not Applicable.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS FOR THE PERIOD FROM FEBRUARY 4, 2000 (INCEPTION) THROUGH DECEMBER 31, 2000

There were no revenues for the Company for February 4, 2000 (Inception) through December 31, 2000. Since the Company is a Development Stage Enterprise, no revenue is expected until 2001 or 2002. With regard to operating expenses, professional fees were $24,433, depreciation expense was $4,889, office expense was $1,018 and printing expenses were $919 for the period from February 4, 2000 (Inception) through December 31, 2000. Expenses are expected to be similar on a pro-rata basis for the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES FOR THE PERIOD FROM FEBRUARY 4, 2000 (INCEPTION) THROUGH DECEMBER 31, 2000

Cash used by operating activities was $5,847 for February 4, 2000 (Inception) through December 31, 2000. During that period $6,000 of cash was provided by shareholder loans. It is anticipated that major shareholders will continue to provide financing until the Company's business plan is achieved.

OTHER

This report contains forward-looking statements and information that is based on management's beliefs and assumptions, as well as information currently available to management. When used in this document, the words "anticipate," "estimate," "expect," "intend" and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected.

Item 7. Financial Statements.

Independent Auditors' Report..............................................F-1
Balance Sheet.............................................................F-2
Statement of Operations...................................................F-3
Statement of Changes in Shareholders' Equity..............................F-4
Statement of Cash Flows...................................................F-5
Notes to Financial Statements.............................................F-6



Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no disagreements or changes with the Accountants on Accounting or Financial Disclosure Matters.

                                    PART III

Item 9.   Directors and Executive Officers, Promoters and Control Persons.

Jeffrey Dale Welsh                      President and Director
Theodore F. Bertuca                     Vice President and Director
Stephen McConihay                       Vice President, Secretary and Director
Charles Tokarz                          Chief Financial Officer and Director


Jeffrey Dale Welsh has been the President and Director of the Company since Inception. Since September 1995, Mr. Welsh has been President of Southern Financial Services, a firm specializing in outsourcing of accounting, finance and administrative functions. In January, 1999, Mr. Welsh became President of Strategic Investors Group, a company specializing in financial public relations. In 1998 and 1999, Mr. Welsh was a director of Bullhide Corporation, a publicly traded company. He practiced law in New York for approximately thirteen years, with an emphasis on securities law. Mr. Welsh is a graduate of the U.S. Naval Academy, having served in the U.S. Navy for five years. He is also a graduate of the University of Pittsburgh School of Law.

Theodore F. Bertuca has been Vice President and a Director of the Company since inception. He owns several restaurants.

Stephen McConihay's professional experience includes serving as President of The Signature Financial Services, Inc., which is located in Zephyr hills, Florida. In this role, Mr. McConihay has been involved in the purchase, finance and operation of properties valued at over $75,000,000. As President of Signature, he was responsible for the management of 4,000 mobile home sites. Additionally, Mr. McConihay co-developed the Park Co-Op Program for the resident purchase of mobile home parks resulting in a defined exit strategy for enhanced park value. While working as a dealer at Arbor Homes Sales, Mr. McConihay helped develop site rental programs for mobile home parks, and directed the sales, finance, installation and maintenance of home sales.

Charles Tokarz is the Chief Financial Officer and Director of the Company since inception. Prior to joining the Company, Mr. Tokarz served from 1997 to 1998 as Chief Financial Officer and Treasurer for Silver Star International, Inc., a publicly traded wholesale distributor of clothing and novelty items, in 1999 as Chief Financial Officer of Bullhide, Corp., a publicly traded company, and Chief Financial Officer of Mobilevest, Inc., a now bankrupt corporation. He serves on the Board of Directors of Icy Splash Food and Beverage, Inc., Synergistic Capital Resources, Corp, and Select CFO Partners, Inc. Since January 2000, Mr. Tokarz has been President of Select CFO Partners, Inc., a firm specializing in the outsourcing of accounting, finance, and administrative functions to small businesses. From 1987 to 1997, he was self-employed as a Certified Public Accountant ("CPA"). From 1986 to 1987, Mr. Tokarz served as President of Gardner Capital, Corp., a small NASD broker-dealer specializing in equity financing for real estate projects. From 1987 to 1986, he served as Vice President of Finance for Retirement Corporation of America, a developer and manager of elderly housing and nursing home facilities. From 1978 to 1987, he served as Vice President and Controller for Fininvest, Ltd. and Appalachian Joint Venture, developers of luxury condominium s and office buildings. From 1976 to 1978, he served as Comptroller of the California Club, Inc., a country club owned by Caesar's World, Inc., a company listed on the New York Stock

Exchange. He is a CPA and has over 20 years of business, financial and financial planning experience. Mr. Tokarz holds a BS and an MBA from the University of Massachusetts.

INVESTMENT COMPANY ACT OF 1940.

Although the Company may participate in a business opportunity by purchasing, trading or selling the securities of such business, the Company does not intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an investment company under the Investment Company Act of 1940 and, therefore, to avoid application of the costly and restrictive registration and other provisions of that Act and the regulations promulgated thereunder. In the event, however, that the Company engages in business combinations which result in the Company holding passive investment interest in a number of entities, the Company will be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an Investment Company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination that the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940. Any violation of such act would subject the Company to material adverse consequences.

Item 10. Executive Compensation.

The table below summarizes the annual compensation for service capacities to the Company for the (i) person serving as our Chief Executive Officer; and (ii) all other officers for the last fiscal year:

-----------------------------------------------------------------------------------------------------------------------
                                                                 SALARY/
NAME                               TITLE                       FISCAL YEAR                 BONUS                 AWARDS
-----------------------------------------------------------------------------------------------------------------------
Jeffrey Dale Welsh                 President                        0                        0                      0
-----------------------------------------------------------------------------------------------------------------------
Theodore F. Bertuca                Vice President                   0                        0                      0
-----------------------------------------------------------------------------------------------------------------------
Stephen McConihay                  Vice President and               0                        0                      0
                                   Secretary
-----------------------------------------------------------------------------------------------------------------------
Charles Tokarz                     Chief Financial                  0                        0                      0
                                   Officer
-----------------------------------------------------------------------------------------------------------------------

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following tables set forth certain information regarding the ownership of the common stock as of December 31, 2000, by each person or entity known by us to be beneficial owner of more than 5% of the outstanding shares, directors and officers individually and the directors and executive offices as a group.

--------------------------------------------------------------------------------
                                                                 PERCENTAGE OF
                                                               OUTSTANDING STOCK
NAME AND ADDRESS                      # OF SHAREES OWNED            OWNED
--------------------------------------------------------------------------------
Cede & Co.                              1,096,602                   20.7%
--------------------------------------------------------------------------------
Southern Companies (1)                    852,333                   16.1%
--------------------------------------------------------------------------------
Charles Tokarz (2)                        220,431                    4.2%
--------------------------------------------------------------------------------
Stephen McConihay                         871,520                   16.4%
--------------------------------------------------------------------------------
Theodore F. Bertuca (3)                 1,065,192                   20.1%
--------------------------------------------------------------------------------
Officers and Directors as a Group       3,009,477                   56.8%
--------------------------------------------------------------------------------

(1) Mr. Welsh, the Company's President, is the President and a Director of the Southern Companies.

(2) Includes 20,431 shares held jointly by Mr. Tokarz and his wife.

(3) Includes 193,671 shares held by a party related to Mr. Bertuca of which Mr. Bertuca disclaims beneficial ownership and exercises no voting control.

Item 12. Certain Relationships and Related Transactions.

Not Applicable.

Item 13. Exhibits and Reports on Form 8-K.
                                 ----------

3.1 Articles of Incorporation (filed as an Exhibit to the Company's Form 10-SB filed January 3, 2001, and incorporated herein by this reference).

3.2     Bylaws (filed as an Exhibit to Company's Form 10-SB filed
January 3, 2001 and incorporated herein by this reference).

23.1    Consent of Lazar Levine & Felix, LLP (filed herewith electronically).

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               The Flag Group
                           --------------------------------------------------
                                              (Registrant)

                       By    /S/ Jeffery Dale Welsch
                           --------------------------------------------------
                           Jeffery Dale Welsch, Chief Executive Officer

                       Date  April 5, 2001
                           --------------------------------------------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       By   /S/ Jeffery Dale Welsch
                           --------------------------------------------------
                           Jeffery Dale Welsch, Chief Executive Officer

                       Date April 5, 2001
                           --------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors and Shareholders
The Flag Group, Inc.
Ft. Lauderdale, Florida

We have audited the accompanying balance sheet of The Flag Group, Inc. (a development stage company) as of December 31, 2000, and the related statement of operations, changes in shareholders' equity and cash flows for the period from inception (February 4, 2000) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Flag Group, Inc. (a development stage company) as of December 31, 2000, and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is a development stage company. Principal operations of the company have not yet commenced. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                            ------------------------------------
                                            LAZAR LEVINE & FELIX LLP

New York, New York
March 12, 2001

                              THE FLAG GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 2000

                                    -ASSETS-

CURRENT ASSETS:
         Cash                                                              $    153
         Prepaid expenses                                                     7,938
                                                                           --------
TOTAL CURRENT ASSETS                                                          8,091
                                                                           --------
FIXED ASSETS (Note 2c):
         Office furniture and equipment                                      20,000
         Computer software                                                    4,000
                                                                           --------
                                                                             24,000
         Less: accumulated depreciation                                       4,889
                                                                           --------
                                                                             19,111
                                                                           --------
                                                                           $ 27,202
                                                                           ========
                     -LIABILITIES AND SHAREHOLDERS' EQUITY-

CURRENT LIABILITIES:
         Accounts payable                                                  $  8,461
         Accrued expenses and other current liabilities                       3,000
         Stock subscription payable (Note 6)                                  5,300
         Shareholders' loans (Note 4)                                         6,000
                                                                           --------
TOTAL CURRENT LIABILITIES                                                    22,761
                                                                           --------
COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY (Notes 5 & 6):
         Preferred stock, $.001 par value, 10,000,000 shares authorized,
                  no shares issued and outstanding                               --
         Common stock, $.001 par value, 50,000,000 shares authorized,
                  5,300,000 shares issued and outstanding                     5,300
         Additional paid-in capital (Note 6)                                 30,400
         Deficit accumulated during the development stage                   (31,259)
                                                                           --------
                                                                              4,441
                                                                           --------
                                                                           $ 27,202
                                                                           ========

The accompanying notes are an integral part of these financial statements.

                              THE FLAG GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
      FOR THE PERIOD FEBRUARY 4, 2000 (INCEPTION) THROUGH DECEMBER 31, 2000




REVENUES:                                                              $     --
                                                                       --------

OPERATING EXPENSES:

         Professional fees                                               24,433
         Depreciation                                                     4,889
         Office expense                                                   1,018
         Printing                                                           919
                                                                       --------
                                                                         31,259
                                                                       --------
NET LOSS:                                                              $(31,259)
                                                                       ========

LOSS PER SHARE (Note 2g):

         Basic and diluted                                             $  (0.01)
                                                                       ========




   The accompanying notes are an integral part of these financial statements.

                              THE FLAG GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
      FOR THE PERIOD FEBRUARY 4, 2000 (INCEPTION) THROUGH DECEMBER 31, 2000

                                                                                                 Deficit
                                                                                                 Accumulated
                                                      Common Stock              Additional       During the
                                              -----------------------------     Paid-in          Development
                                                Shares          Amount          Capital          Stage             Total

At Inception, February 4, 2000                        --       $      --       $      --        $      --        $      --

Issuance of common stock                       5,000,000           5,000          19,000           24,000

Shares issued for services (Note 5)              300,000             300          16,700               --           17,000

Distribution of investment
  of Stock of subsidiary (Note 6)                     --              --          (5,300)              --           (5,300)

Net loss, December 31, 2000                           --              --              --          (31,259)         (31,259)
                                               ---------       ---------       ---------        ---------        ---------

BALANCE,
DECEMBER 31, 2000                              5,300,000       $   5,300       $  30,400        ($ 31,259)       $   4,441
                                               =========       =========       =========        =========        =========





   The accompanying notes are an integral part of these financial statements.

                              THE FLAG GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
      FOR THE PERIOD FEBRUARY 4, 2000 (INCEPTION) THROUGH DECEMBER 31, 2000


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:

         Net Loss                                                                      $(31,259)
         Adjustments to reconcile net loss to net cash used in operating activities:
                  Depreciation                                                            4,889
                  Compensatory stock - professional fees                                  9,062
         Changes in assets and liabilities:
                  Increase in accounts payable                                            8,461
                  Increase in accrued expenses and other current liabilities              3,000
                                                                                       --------
                           Net cash used by operating activities                         (5,847)
                                                                                       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from shareholders loans                                                 6,000
                                                                                       --------
                  Net cash provided by financing activities                               6,000
                                                                                       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   153

         Cash and cash equivalents, at February 4, 2000                                      --
                                                                                       --------

CASH AND CASH EQUIVALENTS, AT DECEMBER 31, 2000                                        $    153
                                                                                       ========
SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
         Fixed assets exchanged for common stock as a result of spin-off               $ 24,000
         Common stock issued for services rendered                                     $ 17,000
         Distribution of investment of stock of subsidiary                             $  5,300
         Interest paid                                                                 $     --
         Taxes paid                                                                    $     --


The accompanying notes are an integral part of these financial statements.

                              THE FLAG GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 1  -         NATURE OF BUSINESS:

THE FLAG GROUP, INC. (the "Company") was incorporated on February 4, 2000 under the laws of the State of Florida and was formed as a result of a spin-off of assets previously owned by Mobilevest, Inc. Though its initial intent was to acquire and operate mobile home parks, the Company chose not to pursue this industry after evaluating its prospects and chose instead to seek out other possible business acquisitions, combinations, operations or other business plans. The Company has been in the development stage in accordance with Statement of Financial Accounting Standards No. 7, since its inception. Principal operations of the Company have not yet commenced.

NOTE 2  -         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company's accounting policies are in accordance with generally accepted accounting principles. Outlined below are those policies considered particularly significant.

         (a)      Use of Estimates:

            In preparing financial statements in accordance with generally accepted accounting principles, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets, liabilities, revenues and expenses. While actual results could differ from these estimates, management does not expect such variances, if any, to have a material effect on the financial statements.

         (b)      Concentration of Credit Risk/Fair Value:

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company, from time-to-time may maintain cash balances which exceed the federal depository insurance coverage limit. The Company will perform periodic reviews of the relative credit rating of its bank to lower its risk.

         The carrying amounts of cash, accounts payable and accrued expenses approximate fair value due to the short-term nature of these items.

         (c)      Fixed Assets and Depreciation:

         Fixed assets are reflected at cost. Depreciation and amortization are provided on a straight-line basis over the following useful lives:

                  Office Furniture and equipment                       5 years
                  Computer software                                    3 years

                              THE FLAG GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 2  -         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized.

         (d)      Income Taxes:

         The Company utilizes Financial Accounting Standard Board Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires the use of the asset and liability approach of providing for income taxes. SFAS 109 requires recognition of deferred taxes liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (e)      Statements of Cash Flows:

         For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         (f)      Comprehensive Income:

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130 "Reporting Comprehensive Income" ("SFAS 130"), which prescribes standards for reporting other comprehensive income and its components. Since the Company currently does not have any items of other comprehensive income, a statement of comprehensive income is not yet required.

         (g)      Earnings (Loss) Per Share:

         The Company has adopted Financial Accounting Standards Board Statement No. 128 "Earnings Per Share" ("SFAS 128"), which has changed the method of calculating earnings (loss) per share. SFAS 128 requires the presentation of basic and diluted earnings (loss) per share on the face of the statement of operations. Earnings (loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding and for diluted earnings (loss) per share, also common equivalent shares outstanding.

         The following average shares were used for the computation of basic and diluted earnings (loss) per share:

         Basic and diluted                           4,853,333

                              THE FLAG GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 2  -         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

         (h)      Stock-Based Compensation:

         Financial Accounting Standards Board Statement No. 123 "Accounting For Stock Based Compensation" ("SFAS 123") requires the Company to either record compensation expense or to provide additional disclosure with respect to stock awards and stock option grants made after December 31, 1994. The accompanying notes to financial statements include the disclosures required by SFAS No. 123.

NOTE 3  -         GOING CONCERN UNCERTAINTY

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company is a development stage company which has not yet commenced its principal operations. At December 31, 2000, the Company had a negative working capital of $14,670 and had an accumulated deficit of $31,259.

         Management is currently seeking business opportunities and the funding required to take advantage of these opportunities. In view of these matters, realization of the assets of the Company is dependent upon the Company's ability to meet its financing requirements and the success of future operations. These financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4  -         DUE TO SHAREHOLDERS

         At December 31, 2000, the Company owed an aggregate of $6,000 to two of its shareholders. These loans, which are non interest bearing, are anticipated to be repaid within the next 12 month period.

NOTE 5  -         CAPITAL STOCK

         The Flag Group, Inc. was formed as a result of a spin-off to shareholders of assets previously owned by Mobilevest, Inc. ("Mobilevest"). Mobilevest shareholders received approximately one share of common stock of the Company for every two shares of common stock of Mobilevest owned on February 18, 2000. Of 50,000,000 authorized shares of common stock at $.001 par value, 5,000,000 shares are issued and outstanding as a result of the spin-off. The shares were recorded at the fair market value of the assets spun-off to the Company.

         Additionally, a law firm and a financial consulting firm have been issued 100,000 and 200,000 shares of common stock, respectively, as compensation for services rendered. These additional shares were recorded for the fair market value of the services, based on the firms' standard billing rates. The law firm will be issued another 100,000 shares (see note 7).

                              THE FLAG GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 6  -         DISTRIBUTION OF INVESTMENT OF STOCK OF SUBSIDIARY:

         In November 2000, the Company formed a subsidiary, The Second Flag Group, Inc.(a Florida Corporation) and subscribed to 5,300,000 shares of its capital stock for $5,300. Simultaneously, the corporation distributed to its shareholders, prorata, all of the 5,300,000 shares of The Second Flag Group, Inc. stock it held.

NOTE 7  -         COMMITMENTS AND CONTINGENCIES:

         The Company entered into an agreement with a law firm to provide services in order to successfully file a Form 10-SB with the Securities and Exchange Commission. As part of the consideration for these services, the Company would issue 200,000 shares of common stock, 100,000 shares upon acceptance of the agreement and another 100,000 upon completion of the assignment. The stock was valued at $.03 per share based on the law firm's standard billing rates and time expended on similar assignments. To date, 100,000 shares have been issued and 100,000 remain to be issued. The accompanying financial statements reflect compensation expense for both the issued and unissued shares based on the estimated percentage of completion of the law firm's assignment.